Form 10-Q
period 1998-12-26
FAVORITE BRANDS INTERNATIONAL INC; TROLLI INC; SATHER TRUCKING CORP
filed 1999-02-17
CIK 1073410, 1073411, 1073412

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 1998

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number ____________________________________________________



                      FAVORITE BRANDS INTERNATIONAL, INC.
              and the Guarantors identified in Footnote (1) below
              (Exact name of registrant specified in its charter)

Delaware                                                       75-2608980
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
        Identification No.)                                    or organization)
                               2121 Waukegan Road
                             Bannockburn, IL  60015

       Registrant's telephone number, including area code (847) 405-5800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  (  )      No  (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value per share--1,000 shares authorized, issued and outstanding December 26, 1998.

(1) The following domestic direct subsidiaries of Favorite Brands International, Inc. are Guarantors of the Company's Senior Notes and are Co-Registrants, each of which is incorporated in the jurisdiction and has the I.R.S. Employer Identification Number indicated: Trolli Inc., a Delaware corporation (52-1716800) and Sather Trucking Corp., a Delaware corporation (41-1849044).

              Favorite Brands International, Inc. and Subsidiaries
   (A Wholly-Owned Subsidiary of Favorite Brands International Holding Corp.)
                         Quarterly Report On Form 10-Q
                    For The Quarter Ended December 26, 1998

                                     Index

PART I -- FINANCIAL INFORMATION
                                                                            PAGE

          ITEM I -- CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Consolidated Statements of Operations for the thirteen and twenty-six weeks ended December 26, 1998 and December 27, 1997
                    Consolidated Balance Sheets as of December 26, 1998 and
                     June 27, 1998
                    Consolidated Statements of Changes in Stockholder's
                     Equity for the twenty-six weeks ended December 26, 1998 and December 27, 1997
                    Consolidated Statements of Cash Flows for the twenty-six
                     weeks ended December 26, 1998 and December 27, 1997
                    Notes to Consolidated Financial Statements

          ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II -- OTHER INFORMATION

                      FAVORITE BRANDS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
   (A Wholly-Owned Subsidiary of Favorite Brands International Holding Corp.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in Thousands)

                                                                     Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                                ------------------------------      ------------------------------
                                                                December 26,      December 27,      December 26,      December 27,
                                                                    1998              1997              1998              1997
                                                                ------------      ------------      ------------      ------------
                                                                (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Net sales....................................................   $    191,796      $    198,382      $    388,436      $    401,952
Costs and expenses:
      Cost of sales..........................................        117,611           116,628           241,119           246,035
      Selling, marketing and administrative..................         72,685            63,338           141,689           117,165
      Amortization of intangible assets......................          4,483             4,369             8,955             8,952
      Restructuring and business integration costs...........          1,143             2,839             2,190             6,284
                                                                ------------      ------------      ------------      ------------
                                                                     195,922           187,174           393,953           378,436
Income (loss) from operations................................         (4,126)           11,208            (5,517)           23,516
Nonoperating expenses:
      Interest expense.......................................         15,653            13,286            30,230            26,031
                                                                ------------      ------------      ------------      ------------

Loss before income taxes, extraordinary charge and
   cumulative effect of change in accounting principle.......        (19,779)           (2,078)          (35,747)           (2,515)
      Benefit from income taxes..............................         (7,362)             (560)          (13,305)             (261)
                                                                ------------      ------------      ------------      ------------


Loss before extraordinary charge and cumulative
   effect of change in accounting principle..................        (12,417)           (1,518)          (22,442)           (2,254)
                                                                ------------      ------------      ------------      ------------
   Extraordinary charge--early debt extinguishment,
       net of income tax benefit.............................              -                40                 -             4,194
   Cumulative effect of change in accounting principle,
       net of income tax benefit.............................              -                 -             2,503                 -
                                                                ------------      ------------      ------------      ------------
Net loss.....................................................   $    (12,417)     $     (1,558)     $    (24,945)     $     (6,448)
                                                                ============      ============      ============      ============

        The accompanying notes are an integral part of these statements.

                      FAVORITE BRANDS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
  (A Wholly-Owned Subsidiary of Favorite Brands International Holding Corp.)

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, Except Per Share Data)

                                                    December 26,        June 27,
                     ASSETS                             1998              1998
                     ------                         ------------        --------
                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents.....................    $   1,587           $  6,440
  Accounts receivable, less allowance of
    $20,911 and $14,600 at December 26,
    1998 and June 27, 1998, respectively........       50,182             48,999
  Inventories...................................      100,034             98,232
  Deferred income taxes.........................       17,846             17,846
  Prepaid expenses and other current assets.....        2,926              3,363
                                                    ---------           --------
  Total current assets..........................      172,575            174,880
                                                    ---------           --------

Property, Plant and Equipment, at Cost:
  Land..........................................        5,200              5,200
  Buildings.....................................       67,152             67,123
  Machinery and equipment.......................      199,680            200,145
  Construction in progress......................       30,745             15,561
                                                    ---------           --------
                                                      302,777            288,029
  Less accumulated depreciation.................       62,968             49,129
                                                    ---------           --------
                                                      239,809            238,900
                                                    ---------           --------

Other Assets:
  Intangible assets, net........................      344,585            355,617
  Prepaid expenses and other assets.............        1,686              1,619
  Deferred income taxes.........................       46,823             31,845
                                                    ---------           --------
                                                      393,094            389,081
                                                    ---------           --------
                                                    $ 805,478           $802,861
                                                    =========           ========

       The accompanying notes are an integral part of these statements.

                      FAVORITE BRANDS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
  (A Wholly-Owned Subsidiary of Favorite Brands International Holding Corp.)

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, Except Per Share Data)

                                                              December 26,      June 27,
          LIABILITIES AND STOCKHOLDER'S EQUITY                    1998            1998
         -------------------------------------                ------------      ---------
                                                              (Unaudited)
Current Liabilities:
  Accounts payable and accrued liabilities..............      $    103,453      $ 110,485
  Current portion of long-term debt.....................             2,000          2,440
  Other current liabilities.............................             1,715            916
                                                              ------------      ---------
    Total current liabilities...........................           107,168        113,841
                                                              ------------      ---------

Noncurrent Liabilities:
  Long-term debt........................................           589,500        554,950
  Other long-term liabilities...........................             2,278          3,020
                                                              ------------      ---------
    Total noncurrent liabilities........................           591,778        557,970
                                                              ------------      ---------

Commitments and Contingencies...........................

Stockholder's Equity:
  Common Stock, $.01 par value; 1,000 shares
    authorized, issued and outstanding..................                 -              -
  Additional paid-in capital............................           195,751        195,324
  Accumulated deficit...................................           (89,219)       (64,274)
                                                              ------------      ---------
    Total stockholder's equity..........................           106,532        131,050
                                                              ------------      ---------
                                                              $    805,478      $ 802,861
                                                              ============      =========

       The accompanying notes are an integral part of these statements.

                      FAVORITE BRANDS INTERNATIONAL, INC.
  (A Wholly-Owned Subsidiary of Favorite Brands International Holding Corp.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                            (Dollars in Thousands)

                                                     Common Stock
                                                 ---------------------      Additional                         Total
                                                 Number of                   Paid-In       Accumulated     Stockholder's
                                                  Shares        Amount       Capital         Deficit          Equity
                                                 ---------      ------      ----------     -----------     -------------
Balance at June 28, 1997                            1,000       $  -        $  179,058     $    (5,189)    $     173,869
  Net Loss                                            -            -               -            (6,448)           (6,448)
                                                 ---------      ------      ----------     -----------     -------------
Balance at December 27, 1997                        1,000          -           179,058         (11,637)          167,421
  Capital contribution                                -            -            16,266             -              16,266
  Net Loss                                            -            -               -           (52,637)          (52,637)
                                                 ---------      ------      ----------     -----------     -------------
Balance at June 27, 1998                            1,000          -           195,324         (64,274)          131,050
  Capital contribution                                -            -               427             -                 427
  Net Loss                                            -            -               -           (24,945)          (24,945)
                                                 ---------      ------      ----------     -----------     -------------
Balance at December 26, 1998                        1,000       $  -        $  195,751     $   (89,219)    $     106,532
                                                 =========      ======      ==========     ===========     =============

       The accompanying notes are an integral part of these statements.

                      FAVORITE BRANDS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
  (A Wholly-Owned Subsidiary of Favorite Brands International Holding Corp.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                                   Twenty-six Weeks Ended
                                                                                            ------------------------------------
                                                                                            December 26,            December 27,
                                                                                                1998                    1997
                                                                                            ------------            ------------
                                                                                            (Unaudited)             (Unaudited)
Cash Flows from Operating Activities:
 Net loss.................................................................................   $(24,945)               $  (6,448)
   Adjustments:
   Depreciation and amortization..........................................................     23,001                   22,487
   Loss on disposition of property, plant & equipment.....................................        134                      --
   Deferred income taxes..................................................................    (13,305)                    (261)
   Extraordinary charge...................................................................        --                     4,194
   Cumulative effect of change in accounting principle ...................................      2,503                      --
   Changes in operating assets and liabilities, net of effects from purchase of confections businesses:
     Accounts receivable..................................................................     (1,183)                   1,239
     Inventories..........................................................................     (1,802)                  (6,338)
     Prepaid expenses and other assets....................................................       (832)                 (12,295)
     Accounts payable and accrued liabilities.............................................     (6,605)                     548
     Income taxes payable.................................................................         35                     (344)
     Other liabilities....................................................................         22                     (234)
                                                                                             --------                ---------
      Net cash provided by (used in) operating activities.................................    (22,977)                   2,548
                                                                                             --------                ---------
Cash Flows from Investing Activities:
 Purchase of confections businesses, net of cash acquired.................................        --                       (85)
 Proceeds on the sale of assets...........................................................         44                      --
 Capital expenditures.....................................................................    (15,133)                 (11,916)
                                                                                             --------                ---------
      Net cash used in investing activities...............................................    (15,089)                 (12,001)
                                                                                             --------                ---------
Cash Flows from Financing Activities:
 Net borrowings (repayments) on revolving credit loans....................................     18,050                    4,236
 Proceeds from loans......................................................................     17,000                  195,000
 Repayments of term loan..................................................................       (500)                (190,909)
 Payments for debt issuance costs.........................................................       (897)                     --
 Repayment of other long-term debt........................................................       (440)                    (440)
                                                                                             --------                ---------
      Net cash provided by financing activities...........................................     33,213                    7,887
                                                                                             --------                ---------
Decrease in cash and cash equivalents.....................................................     (4,853)                  (1,566)
Cash and cash equivalents, beginning of period............................................      6,440                    3,177
                                                                                             --------                ---------
Cash and cash equivalents, end of period..................................................   $  1,587                $   1,611
                                                                                             ========                =========
Supplemental Cash Flow Information:
 Income taxes paid........................................................................   $    --                 $     395
                                                                                             ========                =========
 Interest paid............................................................................   $ 29,263                $  14,392
                                                                                             ========                =========
 Purchase of confections businesses, net of cash acquired:
 Assets acquired....... ..................................................................   $    --                 $  (1,040)
 Liabilities assumed......................................................................        --                       955
 Capital contribution.....................................................................        --                       --
                                                                                             --------                ---------
 Cash consideration.......................................................................   $    --                 $     (85)
                                                                                             ========                =========

       The accompanying notes are an integral part of these statements.

             Favorite Brands International, Inc. and Subsidiaries
  (A Wholly-Owned Subsidiary of Favorite Brands International Holding Corp.)

                  Notes To Consolidated Financial Statements
                                  (Unaudited)

                               December 26, 1998

                            (Dollars in Thousands)

1.   Basis of the Presentation

     The accompanying unaudited consolidated financial statements of Favorite Brands International, Inc. (the "Company") a wholly-owned subsidiary of Favorite Brands International Holding Corp. ("Holdings"), include the accounts of the Company and all majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. In the opinion of the Company, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the following unaudited condensed consolidated financial statements have been included herein. Certain information and footnote disclosures normally included in financial statements have been omitted. These unaudited consolidated financial statements should be read in conjunction with the Company's 1998 Consolidated Financial Statements included on Form S-4. The results of operations for the period ended December 26, 1998 are not necessarily indicative of the operating results for the full year.

2.   Inventories

     Inventories consist of:

                                               December 26,     June 27,
                                                   1998           1998
                                               ------------     --------
         Raw materials                           $ 22,787       $22,748
         Work-in-process                           14,018        19,521
         Finished goods                            63,229        55,963
                                                 --------       -------

                                                 $100,034       $98,232
                                                 ========       =======

3.   Restructuring and Business Integration Costs

     The Company recorded the following changes to its restructuring and business integration accruals during the twenty-six weeks ended December 26, 1998:

         June 27, 1998 Accrual                   $12,405
           Additional Charges                      2,190
           Reductions                             (9,160)
                                                 -------

         December 26, 1998 Accrual               $ 5,435
                                                 =======


4.   Equity Transaction

     During the first half of fiscal 1999, a consulting firm was issued 4,722 shares of Holding's common stock in lieu of a $427,000 cash payment by the Company. The Company reflected this transaction as an increase in additional paid in capital and a decrease in accruals.

5.   Supplemental Guarantor Information

     Sather Trucking Corp. and Trolli, Inc. (collectively, the "Guarantors"), wholly-owned subsidiaries of the Company, have unconditionally guaranteed, jointly and severally, the payment of principal, interest, and premium, if any, on the Senior Notes, Senior Subordinated Notes, and all other obligations under the respective Indentures. Separate financial statements of the guaranteeing subsidiaries are not included because the guaranteeing subsidiaries are jointly and severally liable and because the separate financial statements and other disclosures concerning the guaranteeing subsidiaries are not deemed material to investors. Selected summarized financial information for the Guarantors is presented below.

                                                 13 Weeks   13 Weeks   26 Weeks   26 Weeks
                                                   Ended      Ended      Ended      Ended
                                                 12/26/98   12/27/97   12/26/98   12/27/97
                                                 --------   --------   --------   --------
     Net sales                                   $  28,941  $  24,121  $  63,253  $ 53,034
     Income from operations                          3,758      1,254      7,464     5,476
     Net income (loss)                                 359      1,970        851    (1,353)

                                                                        12/26/98   6/27/98
                                                                       ---------  --------
     Current assets                                                    $  47,572  $ 38,605
     Property, plant and equipment, net                                   44,441    38,289
     Other assets                                                         84,870    85,888
                                                                       ---------  --------
     Total assets                                                      $ 176,883  $162,782
                                                                       =========  ========

     Current liabilities                                               $  55,446  $ 42,195
     Noncurrent liabilities                                              104,577   104,578
                                                                       ---------  --------
     Total liabilities                                                   160,023   146,773
     Stockholder's equity                                                 16,860    16,009
                                                                       ---------  --------
     Total liabilities and stockholder's equity                        $ 176,883  $162,782
                                                                       =========  ========

6.   Revised Fiscal 1998 Financial Statements

     In fiscal 1996, the Company determined that the goodwill resulting from the acquisition of a certain confections manufacturer and distributor had a useful life of 15 years. During fiscal 1997, the Company revised the amortization period of goodwill prospectively using 40 years to determine the related amortization expense in fiscal 1997 and 1998.

     Subsequently, the Company determined that the change of the estimated life of goodwill to 40 years was inappropriate. Accordingly, the Company has revised the amortization expense for the twenty-six weeks ended December 27, 1997 by $3.0 million resulting in a $1.8 million increase in the net loss. The change in the amortization expense for fiscal year 1998 did not impact cash flows.

7.   Recent Accounting Pronouncements

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement 131, "Disclosure about segments of an enterprise and related information," which requires adoption in fiscal 1999. Statement 131 requires companies to report segment information based on how management disaggregates its business for evaluating performance and making operating decisions. The Company has reviewed Statement 131 and has determined that it will report as a single segment after adoption of such statement.

     In 1998, the FASB issued Statement 133, "Accounting for derivative instruments and hedging activities," which requires adoption by fiscal 2000. Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company believes that the adoption of Statement 133 will not have a material impact on its financial reporting.

8.   Subsequent Event

     In May 1998, the Company issued $200 million of Senior Notes in a private placement. Pursuant to the terms of an Exchange and Registration Rights Agreement entered into in connection with such private placement, the Company is obligated to exchange the original notes for registered notes with substantially identical terms. On February 4, 1999, the Company's Registration Statement relating to this exchange offer was declared effective and the exchange offer was commenced.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

     The discussions set forth in this Form 10-Q should be read in conjunction with the financial information included herein and in the Company's Form S-4 for the year ended June 27, 1998. Certain statements in this Quarterly Report are "forward looking statements" as defined by the Private Securities Litigation Reform Law of 1995. These statements, which may be indicated by words such as "expects", "intends", "believes", "forecasts", or other words of similar meaning, involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Quarterly Report. Factors that could cause the Company's actual results in future periods to differ materially include, but are not limited to, those which may be discussed herein, as well as those discussed or identified in the Company's Form S-4 filing with the Commission.

OVERVIEW

     The Company was formed in September 1995 to acquire the marshmallow and caramel business of Kraft Foods, Inc., a subsidiary of Philip Morris Companies, Inc. The Company has grown primarily through five subsequent acquisitions and is the fourth largest confections company in the United States. The Company competes primarily in the marshmallow, fruit snack and non-chocolate candy categories of the confections market with a broad portfolio of products.

     The Company believes that Adjusted EBITDA provides useful information regarding the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. In addition, the Company understands that such information is considered by some investors to be an additional basis for evaluating the Company's ability to pay interest and repay debt. Adjusted EBITDA is defined as income (loss) from operations before depreciation, amortization of goodwill and other intangibles, and restructuring and business integration costs. Adjusted EBITDA does not, however, represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net income as an indicator of the Company's operating performance or cash flow as a measure of liquidity. Because Adjusted EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, net sales by product category, adjusted EBITDA and the percentage relationship to net sales of certain financial information of the Company for such periods.

                                                   Thirteen                    Twenty-six
                                                 Weeks Ended                   Weeks Ended
                                         ----------------------------  ----------------------------
                                          December 26,   December 27,   December 26,   December 27,
(Dollars in Millions)                        1998           1997           1998           1997
                                         -------------  -------------  -------------  -------------
                                          (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                         -------------  -------------  -------------  -------------
Net sales by major product category:
   Marshmallows                             $ 54.5          $  55.8        $  82.8        $  90.3
   General line candy                         88.3             95.7          197.5          215.1
   Fruit snacks                               28.4             30.5           62.3           57.9
   Trolli gummis                              18.3             14.1           41.4           33.6
   Non-product revenue                         2.3              2.3            4.4            5.1
                                            ------          -------        -------        -------
     Total net sales                        $191.8          $ 198.4        $ 388.4        $ 402.0

Cost of sales                                 61.3%            58.8%          62.1%          61.2%

Selling, marketing and administrative         37.9%            31.9%          36.5%          29.1%

Operating income (loss)                       (2.2)%            5.6%          (1.4)%          5.9%

Adjusted EBITDA:
    Dollars                                 $8,440          $25,225        $19,674        $52,287
    Percentage                                 4.4%            12.7%           5.1%          13.0%

     Net Sales. Net sales were $191.8 million for the quarter ended December 26, 1998, compared to $198.4 million for the quarter ended December 27, 1997, a decrease of $6.6 million, or 3.3%. The decline was primarily a result of lower sales of general line candy products due to withdrawals from certain low margin business and competitive pressures in the caramel product line. For the twenty-six weeks ended December 26, 1998 net sales were $388.4 million compared to $402.0 million for the twenty-six weeks ended December 27, 1997. The decrease in net sales of $13.6 million, or 3.4%, was due primarily to declines in marshmallow and general line candy offset by increases in fruit snack and gummi products during the period. The decline in marshmallow sales coincided with an overall decline in sales in the retail marshmallow category. The Company believes that the decline in marshmallow sales also related to the quality problems and lower customer service levels that occurred in prior periods in connection with integrating the acquired companies. The decline in general line candy was partially due to withdrawals from certain low margin business, a decline in branded caramel sales due to competitive pressure as well as declines in a number of other product categories.

     Cost of Sales. Cost of sales was $117.6 million for the second quarter of fiscal 1999, compared to $116.6 million for the second quarter of fiscal 1998. Expressed as a percentage of net sales, cost of sales was 61% for the second quarter of fiscal 1999 and 59% for the second quarter of fiscal 1998. For the twenty-six weeks ended December 26, 1998, cost of sales was $241.1 million compared to $246.0 million for the same period ended December 27, 1997. Expressed as a percentage of net sales, cost of sales was 62% and 61% for the first two periods of fiscal 1999 and fiscal 1998, respectively. The increases primarily relate to costs incurred related to planned plant expansions and productivity initiatives that are part of the Company's integration process and costs related to new products and product changes.

     Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses were $72.7 million for the second quarter of fiscal 1999, compared to $63.3 million for the second quarter of fiscal 1998, an increase of $9.4 million. Expressed as a percentage of net sales, these expenses were 38% for the second quarter of fiscal 1999 and 32% for the second quarter of fiscal 1998. For the twenty-six weeks ended December 26, 1998, selling, marketing and administrative expenses were $141.7 million compared to $117.2 million for the same period in fiscal 1998. Expressed as a percentage of net sales, these expenses were 37% and 29% for the first two periods of fiscal 1999 and fiscal 1998, respectively. The increase in both periods was primarily the result of increased trade spending and increases in consumer promotions. Increased administrative expenses relating to building infrastructure for the integrated Company also contributed to the increased expenses. The Company expects to continue to experience increased administrative expenses as these activities continue in fiscal 1999.

     Amortization of Intangible Assets. Amortization of intangible assets was $4.5 million for the thirteen weeks ended December 26, 1998 compared to $4.4 million for the thirteen weeks ended December 27, 1997. For the twenty-six weeks ended December 26, 1998 and December 27, 1997, amortization expense was $9.0 million in both periods.

     Restructuring and Business Integration Costs. Restructuring and business integration costs were $1.1 million for the second quarter of fiscal 1999, compared to $2.8 million for the second quarter of fiscal 1998, a decrease of $1.7 million. For the twenty-six weeks ended December 26, 1998 and the twenty-six weeks ended December 27, 1997 restructuring and business integration costs were $2.2 million and $6.3 million, respectively, a decrease of $4.1 million. The fiscal 1999 charges reflect professional fees associated with trade spending and integration initiatives and costs associated with opening the Company's new regional distribution centers, partially offset by the resolution of a technology license dispute. The fiscal 1998 costs primarily included freight, distribution and warehousing associated with the consolidation of distribution centers and manufacturing integration.

     Interest Expense. Interest expense was $15.7 million for the second quarter of fiscal 1999, compared to $13.3 million for the second quarter of fiscal 1998, an increase of $2.4 million. For the twenty-six weeks ended December 26, 1998 interest expense was $30.2 million, compared to $26.0 million for the same period of fiscal 1998, an increase of $4.2 million. These increases were primarily due to higher average outstanding debt balances during the periods indicated.

     Benefit for Income Taxes. The benefit for income taxes was $7.4 million for the second quarter of fiscal 1999 and $13.3 million for the first two quarters of fiscal 1999, as a result of pre-tax losses during those periods.

     Extraordinary Charge--Early Debt Extinguishment. The Company incurred a $4.2 million extraordinary charge, net of $2.7 million in income tax benefits, during the first half of fiscal 1998 related to the early extinguishment of the Company's prior senior credit agreement and the senior subordinated notes that were outstanding at the time.

     Cumulative Effect of Change in Accounting Principle. During the first quarter of fiscal 1999, the Company adopted the provisions of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities", which required the Company to write off unamortized start-up costs of $2.5 million, which amount is net of $1.7 million in income tax benefits.

     Net Loss. As a result of the factors discussed above, the Company incurred a net loss of $12.4 million for the second quarter of fiscal 1999, compared to a net loss of $1.6 million for the second quarter of fiscal 1998. For the twenty-six weeks ended December 26, 1998, the Company's net loss was $24.9 million compared to a net loss of $6.4 for the same period in fiscal 1998.

     Adjusted EBITDA. Adjusted EBITDA for the second quarter of fiscal 1999 was $8.4 million compared to $25.2 million in the second quarter of fiscal 1998. For the twenty-six weeks ended December 26, 1998 adjusted EBITDA was $19.7 million compared to $52.3 million in the twenty-six weeks ended December 27, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal needs for liquidity were to fund operations, capital expenditures, seasonal and general working capital requirements and debt service obligations. Net cash used in operating activities was $23.0 million during the first six months of fiscal 1999. Net cash provided by operating activities was $2.5 million during the first six months of fiscal 1998. The decrease in cash provided by operating activities was primarily due to higher net losses during the twenty-six weeks ended December 26, 1998 compared to the same period of fiscal 1998. Capital expenditures for the first two quarters of fiscal 1999 and the first two quarters of fiscal 1998 were $15.1 million and $11.9 million, respectively. The Company's earnings were insufficient to cover fixed charges (defined as interest expense, amortization of deferred financing costs and the portion of rent expense deemed to be representative of the interest factor) by $35.7 million in the first two quarters of fiscal 1999 and by $19.8 million for the 13 weeks ended December 26, 1998. The Company received net proceeds from financing activities of $33.2 million and $7.9 million during the first half of fiscal 1999 and fiscal 1998, respectively. During these periods, the Company's general working capital requirements, capital expenditures and debt service obligations were primarily funded by obtaining additional bank and TPG Partners, L.P. borrowings. It is not certain that the Company will continue to have access to such additional funds in future periods. If the Company is not able to access such funds or does not improve its operating results and cash flow, the Company could be forced to reduce capital and other controllable expenditures and may not be able to meet its debt service obligations or comply with its debt covenants, all of which could have a material adverse effect on the Company's financial position, results of operations and liquidity.

     The Company remains highly leveraged. As of December 26, 1998, the Company's total debt consisted of the following:

Description                       December 26,
-----------                           1998
                                 ($ In Millions)
                                 ---------------
Senior Secured:
    Revolving credit facility..     $ 30.0
    Term B.....................      149.5
                                    ------
                                     179.5
Senior Notes...................      200.0
Sponsor Loan...................       17.0
Senior Subordinated Notes......      195.0
                                    ------
                                    $591.5
                                    ======

At that date, the Company's stockholder's equity was $106.5 million.

     An amendment to the Company's Bank Facility became effective in October 1998. This amendment reset certain financial covenants through fiscal 2001, deleted certain other financial covenants, changed certain definitions and increased the borrowing spread by 0.25 percent. This amendment was obtained to avoid a future default under the previous covenants. In connection with the amendment in October 1998, TPG Partners, L.P. loaned the Company $17.0 million (the "Sponsor Loan"--terms of which are further described below). The proceeds were used to repay borrowings under the revolving credit facility. Additionally, the Company paid an amendment fee.

     The Sponsor Loan ranks senior unsecured and matures on November 20, 2005. The Sponsor Loan accrues interest at 10% per annum which is payable on the maturity date. In connection with the Sponsor Loan, Holdings' controlling stockholder also received a ten-year warrant to purchase 77,500 shares of Holdings' Common Stock at $0.01 per share. The Company has estimated the value of the warrants issued in connection with the Sponsor Loan to be $3.9 million using the Black-Scholes option valuation model. The Company intends to amortize this amount over the remaining life of the Sponsor Loan as interest expense.

     On October 1, 1998, the interest rate on the Company's $195 million Senior Subordinated Notes increased by 1.0% (from 10.25% to 11.25%) because the Company did not obtain a rating on such Notes of at least B- from Standard & Poor's Ratings Service and B3 from Moody's Investors Service, Inc. The Senior Subordinated Notes are rated CCC+ from Standard & Poor's Ratings Service and Caa1 from Moody's Investors Service.

     In May 1998, the Company issued $200 million of Senior Notes in a private placement. Pursuant to the terms of an Exchange and Registration Rights Agreement entered into in connection with such private placement, the Company is obligated to exchange the original notes for registered notes with substantially identical terms. On February 4, 1999, the Company's Registration Statement relating to this exchange offer was declared effective and the exchange offer was commenced. However, due to the fact the Company did not complete the registration process by the required dates, liquidated damages payable to noteholders aggregating approximately $115,500 have been incurred as of February 4, 1999.

     The Company has two interest rate swap agreements that had a notional amount of $82.0 million as of December 26, 1998. These agreements expire in December 1999, requiring the Company to pay a fixed interest rate of 6.26% per annum and entitling the Company to receive variable interest based upon three month LIBOR rates (5.29% at December 26, 1998). These agreements are not expected to materially affect the Company's results of operations or financial condition.

     The Company estimates that capital expenditures for fiscal 1999 will be approximately $46.0 million. The Company's principal source of liquidity is borrowings under its revolving credit facility. As of December 26, 1998, the Company had $42.5 million available for borrowing under this facility. Based on the Company's current projections of operating results, the Company believes that cash from operations and amounts available under its revolving credit facility will be sufficient to meet its planned capital expenditures in fiscal 1999.

     Based on the Company's current projections of operating results, the Company expects to fully utilize its revolving credit facility during most of the fourth quarter of fiscal 1999 and believes that it will be necessary to seek additional sources of liquidity in early fiscal 2000. The Company's projections of operating results involve numerous assumptions about its future sales, trade spending levels and other operating results. There can be no assurance that these results will be achieved or that the Company will continue to comply with its debt covenants, continue to have access to the funds that are available under its debt facilities or be successful in obtaining additional funds. If the Company does not have access to such funds or is not successful in obtaining additional funds it could have a material adverse effect on the Company's results of operations and financial condition.

SEASONALITY AND INFLATION

     The Company's sales and earnings are subject to a variety of seasonal factors, which vary among the Company's product lines. The Company's cash needs also vary based on seasonal factors, with the second and third fiscal quarters ordinarily generating the most significant working capital requirements. In light of the seasonality of the Company's business, results for any interim period are not necessarily indicative of the results that may be realized for the full year. The Company's working capital requirements fluctuate throughout the year as a result of increased inventory levels produced in anticipation of holiday sales and the Company offering extended terms on seasonal sales.

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

YEAR 2000 COMPLIANCE

     As discussed in the Form S-4 filed with the Commission, the Company is currently assessing and modifying its computer, manufacturing and distribution systems and business processes to provide for their continued functionality in the year 2000. The Company's strategy is to remediate non-compliant systems in most cases through modification or upgrade. In certain circumstances, replacement will be necessary. The Company is also continuing to assess the readiness of external parties and coordinating efforts to address the year 2000 issue with those entities.

     The Company continues to expect that substantially all system upgrade and modification efforts will be completed by the end of fiscal 1999. The costs yet to be incurred for these projects, principally reflecting external labor and outside service provider costs and limited hardware and software is estimated to be approximately $2.0 million. These costs will be expensed as incurred, with the exception of the acquisition of new software and hardware, which will be capitalized.

     The Company's assessment of year 2000 compliance issues is a forward looking statement subject to risk and uncertainties. No assurance can be given that the Company will be able to address the Year 2000 issues for all of its software and applications in a timely manner or that it will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Year 2000 issue. If the Company or its major customers, suppliers or other third parties with whom the Company does business fail to address adequately the Year 2000 issue, or the Company fails to successfully integrate or convert its computer systems generally, the Company's business or results of operations could be materially adversely affected.

PART II  -- OTHER INFORMATION

Item 1.   Legal Proceedings

There has been no change to matters discussed in Certain Legal and Regulatory Matters in the Company's Form S-4 as filed with the Securities and Exchange Commission on February 4, 1999.

Item 2    Changes in Securities

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Submission of Matters to a Vote of Security Holders

None

Item 5    Other Information

None

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits.
               Exhibit 27--Financial Data Schedule (SEC Use Only)

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the quarter ended December 26, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Favorite Brands International, Inc.


Date:  February 15, 1999

                                       /s/ Steven F. Kaplan
                                       --------------------------------------
                                       STEVEN F. KAPLAN
                                       President, Chief Operating Officer and
                                       Chief Financial Officer


                                       /s/ Mary K. Sinclair
                                       ----------------------------
                                       MARY K. SINCLAIR
                                       Corporate Controller
                                       Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Trolli, Inc.


Date:  February 15, 1999


                                       /s/ Steven F. Kaplan
                                       --------------------------------------
                                       STEVEN F. KAPLAN
                                       President, Chief Operating Officer and
                                       Chief Financial Officer


                                       /s/ Mary K. Sinclair
                                       ----------------------------
                                       MARY K. SINCLAIR
                                       Corporate Controller
                                       Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sather Trucking Corp.


Date:  February 15, 1999

                                       /s/ Steven F. Kaplan
                                       --------------------------------------
                                       STEVEN F. KAPLAN
                                       President, Chief Operating Officer and
                                       Chief Financial Officer


                                       /s/ Mary K. Sinclair
                                       ----------------------------
                                       MARY K. SINCLAIR
                                       Corporate Controller
                                       Principal Accounting Officer